Form 10KSB
period 2000-12-31
NEW RIVER INVESTMENTS INC
filed 2001-03-30
CIK 1128880

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                                          ----------------------
      TO
        ----------------------

                            COMMISSION FILE NUMBER: 000-32175

                               NEW RIVER INVESTMENTS, INC.
                (Exact name of registrant as specified in its charter)

                Nevada                                          88-0477169
(State or jurisdiction of incorporation                      (I.R.S. Employer
           or organization)                                 Identification No.)

#280-815 West Hastings Street, Vancouver, British Columbia         V6C 1B4
     (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number:     (604) 608-2700

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
                                                                $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X ] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The Registrant has no revenues for the fiscal year ended on December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 26, 2001: Common Stock, par value $0.001 per share -- $26. As of March 26, 2001, the Registrant had 26,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I                                                                      PAGE

ITEM 1.     BUSINESS                                                          3

ITEM 2.     PROPERTIES                                                        4

ITEM 3.     LEGAL PROCEEDINGS                                                 4

ITEM 4.     SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS                 4

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                               4

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     5

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       5

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                            5

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                6

ITEM 10.    EXECUTIVE COMPENSATION                                            7

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                                    8

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    9

PART IV.
ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND
            REPORTS ON FORM 8-K                                              10

SIGNATURES

PART I.

ITEM 1.     BUSINESS.

                               HISTORY AND ORGANIZATION

     New River Investments, Inc. (the "Registrant"), was organized under the laws of the State of Nevada on November 1, 2000 under the name New River Investments Inc.

     The Registrant was organized for the purposes of creating a corporate vehicle to locate and acquire an operating business entity which management believes is a suitable acquisition candidate (a "target company"). The Registrant will not restrict its search to any specific business, industry or geographical location.

     The Registrant does not currently engage in any business activities that provide any cash flow. The costs of identifying, investigating, and analyzing business combinations will be paid with money in the Registrant's treasury or loaned to the Registrant by management.

                                  PROPOSED BUSINESS

     The Registrant will seek to locate and acquire a target company which, in the opinion of the Registrant's management (sometimes referred to as the "Management"), offers long term growth potential. The Registrant will not restrict its search to any specific business, industry or geographical location. The Registrant may seek to acquire a target company which has just commenced operations, or which works to avail itself of the benefits of being a "reporting issuer" in order to facilitate capital formation to expand into new products or markets.

     There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

* the ability to use registered securities to make acquisitions of assets or businesses;
*     increased visibility in the financial community;
*     the facilitation of borrowing from financial institutions;
*     improved trading efficiency;
*     shareholder liquidity;
*     greater ease in subsequently raising capital;
*     compensation of key employees through stock options;
*     enhanced corporate image;
*     a presence in the United States capital market.

     A target company, if any, which may be interested in a business combination with the Registrant may include the following:

* a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
* a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;


* a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
* a company which believes that it will be able obtain investment capital on more favorable terms after it has become public;
* a foreign company which may wish an initial entry into the United States securities market;
* a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
* a company seeking one or more of the other perceived benefits of becoming a public company.

There is no assurance that the Registrant will be able to effect an acquisition of a target company. In addition, at this time, no specifics as to an acquisition or as to the nature of the target company can be provided.

ITEM 2.     PROPERTIES

The Registrant has no properties and at this time has no agreements to acquire any properties. The Registrant is presently using as a mailing address, at no cost, the office of it's Corporate Counsel, Heenan Blaikie, 2200-1055 West Hastings Street, Vancouver, B.C., Canada. See "Item 4. Security Ownership of Certain Beneficial Owners and Management."

ITEM 3.     LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)     Market Information.

The Registrant's common stock is not currently traded on any stock market.

(b)     Holders of Common Equity.

As of March 26, 2001, there were 15 shareholders of record of the Registrant's common stock.

(c)     Dividends.

The Registrant has not declared or paid cash dividends to stockholders. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend on the Registrant's earnings, capital requirements and other factors.

(d)     Equity Securities Sold Without Registration.

The Registrant has not sold any equity securities without registration.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL OPERATIONS AND RESULTS OF OPERATIONS.

(a)     Results of Operations

Since incorporation on November 1, 2000, in the state of Nevada the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity

On December 22, 2000 the Company completed a Form 10SB registration with the United States Securities and Exchange Commission. As such the Company is subject to the regulations governing reporting issuers in the United States.

For the year ended December 31, 2000 the Company incurred general and administrative expenses of $3,994 of which $3,893 represented professional fees.

For the year ended December 31, 2000 the Company had a net loss of $3,994 or $0.154 cents per share.

(b)     Liquidity and Capital Resources

As at December 31, 2000 the Company had $108 cash in the bank.

The Company does not currently engage in any business activities that provide any cash flow. The Company is dependant on raising capital or receiving advances from related parties in order to meet the costs of identifying, investigating and analyzing business opportunities and for general corporate needs.

ITEM 7.     FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2000 are presented in a separate section of this report following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)     Officers and Directors.

     Set forth below is the name of each of the directors and officers of the Registrant, all positions and offices with the Registrant held, the period during which such person has never served as such, and the business experience during at least the last five years:

     Name                   Age         Positions and Offices Held
     ----                   ---         --------------------------

     Richard Silas          29          President and Director (since inception)

     Nicolas Awde           27          Secretary and Director (since inception)

     Bruce Jamieson         54          Treasurer (since inception)

     There are no agreements or understandings for the officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Mr. Richard Silas - Mr. Silas has served as an Officer and Director with private and public trading companies. Over the last 5 years he has assisted in securing financing up to CDN$5,000,000 He has worked in a variety of capacities such as management, corporate communications, and marketing for a variety of industries such as mining, oil and gas, and the Hi-tech sector.

Mr. Nicolas Awde - President of Pacific Empire Ventures Ltd., a Internet Consulting group out of Vancouver, BC, Canada. Mr. Awde brings more than 2 years of private company experience providing capital funding, investor relations, corporate development & corporate communications in various business sectors.

Mr. Bruce Jamieson - Mr. Jamieson has been a Certified General Accountant since 1978. Until November 1998 Mr. Jamieson was the principal of Bruce F. Jamieson Inc., CGA (a public accounting firm in Vancouver) with the majority of his practice focussing on assisting public companies in all aspects of business including audits and filing of regulatory documents. For the last 6 years, Bruce Jamieson has been a voluntary director and chair of the finance committee for a large healthcare organization in the Vancouver area. He also holds a Bachelor's degree with honors in mathematics.

(b)     Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. The Registrant is unaware that any required reports were not timely filed.

ITEM 10.    EXECUTIVE COMPENSATION

None of the directors or officers of the Registrant receive any form of compensation. There are no annuity, pension or retirement benefits proposed to be paid to officers, director or employees of the Registrant in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Registration. No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer of director under any plan which is presently existing.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 26, 2001 (26,000 issued and outstanding) by (i) all stockholders known to the Registration to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant as a group:

================================================================================
NAME AND ADDRESS OF            SHARES OF        ATTRIBUTED      APPROXIMATE
BENEFICIAL OWNER             COMMON STOCK       BENEFICIAL       PERCENTAGE
                             BENEFICIALLY        OWNERSHIP          OWNED
                                OWNED
--------------------------------------------------------------------------------
Richard Silas                     2,000             N/A            0.00002%
#1202-1516 Davie Street
Vancouver, BC  V6G 1V6
--------------------------------------------------------------------------------
Pacific Empire Venture Ltd.       2,200             N/A            0.000022%
#702-1489 Marine Drive
West Vancouver, BC  V7T 1B8
Beneficial Owner: Nicolas Awde
--------------------------------------------------------------------------------
Bruce Jamieson                    2,450             N/A            0.0000245%
3582 Rockview Place
West Vancouver, BC V7V 3H3
--------------------------------------------------------------------------------
Officers and Directors as a       6,650             N/A            0.0000665%
Group (3 people)
================================================================================


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

Certain of the officers and directors of the Registrant are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest may arise between the Registrant and its officers and directors. The Registrant will attempt to resolve such conflicts of interest in favour of the Registrant. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Registrant.

PART IV.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     Index to Financial Statements and Schedules                         Page

Report of Independent Accountants                                            12

Balance Sheets of the Registrant as of December 31, 2000                     13

Statements of Operations for the year ended December 31, 2000                14

Statements of Shareholders' Equity for the year ended December 31, 2000      15

Statements of Cash Flows for the year ended December 31, 2000                16

Notes to Financial Statements                                                17

(b) Reports of Form 8-K. There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

(c)     Exhibits included or incorporated by reference herein:  See Exhibit
Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NEW RIVER INVESTMENTS, INC.

Dated March 28, 2001                             By: /s/  Richard Silas
                                                 Richard Silas, President

Pursuant to the requirements of the Securities Act of 1933, this annual report has been signed by the persons in the capacities and on the date indicated:

Signature                         Title                         Date

/s/ Richard Silas                 President/Director            March 28, 2001
Richard Silas

/s/ Nicolas Awde                  Secretary/Director            March 28, 2001
Nicolas Awde

/s/ Bruce Jamieson                Treasurer                     March 28, 2001
Bruce Jamieson

                           NEW RIVER INVESTMENTS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                           NEW RIVER INVESTMENTS, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                                 DECEMBER 31, 2000


AUDITORS' REPORT - Comments by Auditors for
U.S. Readers on Canada - United States Reporting Difference

BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

STATEMENT OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

                                    AUDITORS' REPORT
--------------------------------------------------------------------------------

To the Board of Directors of New River Investments, Inc.

We have audited the balance sheet of New River Investments, Inc. (A Development Stage Company) as at December 31, 2000 and the statements of operations, shareholders' equity (deficiency) and cash flows for the period November 1, 2000, date of incorporation, to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and the results of its operations and the changes in shareholders' equity and cash flows for the period from November 1, 2000, date of incorporation, to December 31, 2000 in accordance with generally accepted accounting principles in Canada.


                                                    /s/ Jones Richards
                                               CERTIFIED GENERAL ACCOUNTANTS

March 26, 2001
Vancouver, British Columbia

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING
-----------------------------------------------------------------------
DIFFERENCES
-----------

In the United States, reporting standards for auditors' would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by a significant uncertainty such as referred to in Note 1 regarding the Company's ability to continue as a going concern.
Our report to the Directors dated March 26, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors' report when the uncertainties are adequately disclosed in the financial statements.

                                                    /s/ Jones Richards
                                               CERTIFIED GENERAL ACCOUNTANTS

March 26, 2001
Vancouver, British Columbia

                           NEW RIVER INVESTMENTS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2000

--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

CURRENT ASSETS
    Cash and short term deposit                                      $      108
    Cash - in trust                                                       6,669
--------------------------------------------------------------------------------
                                                                     $    6,777
================================================================================

                                   LIABILITIES
                                   -----------

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                         $    3,894
    Due to related party (Note 4)                                         6,851
--------------------------------------------------------------------------------
                                                                         10,745
--------------------------------------------------------------------------------

                        SHAREHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------

Share Capital
    Authorized:  100,000,000 common shares with
                 a par value of $0.001 per share
    Issued:  26,000 common shares                                            26
Deficit accumulated during development stage                             (3,994)
--------------------------------------------------------------------------------
                                                                         (3,968)
--------------------------------------------------------------------------------
                                                                     $    6,777
================================================================================

Approved on Behalf of the Board:


/s/ Richard Silas                          /s/ Nicolas Awde
-------------------------------------      -------------------------------------
Director                                   Director

  The accompanying notes are an integral part of these financial statements

                           NEW RIVER INVESTMENTS, INC.
                          (A Development Stage Company)
                            STATEMENT OF OPERATIONS
             FOR THE PERIOD NOVEMBER 1, 2000, DATE OF INCORPORATION, TO
                                DECEMBER 31, 2000


GENERAL AND ADMINISTRATIVE EXPENSES
    Audit                                                            $      948
    Legal                                                                 2,945
    Office and general                                                      101
--------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                              $    3,994
================================================================================

BASIC NET LOSS PER SHARE                                             $   (0.154)
================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               26,000
================================================================================


  The accompanying notes are an integral part of these financial statements

                           NEW RIVER INVESTMENTS, INC.
                          (A Development Stage Company)
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
             FOR THE PERIOD NOVEMBER 1, 2000, DATE OF INCORPORATION, TO
                                DECEMBER 31, 2000

                                                                               Deficit
                                                                             Accumulated
                                                                                During
                                                  Common Stock                Development
                                     Number of shares         Amount             Stage            Total
==============================================================================================================
Common stock issued for cash:
    November 1, 2000                   2,000                 $           2     $         -       $          2
    November 2, 2000                  24,000                            24               -                 24

Net loss for the period
    November 1, 2000, date of
    incorporation, to December
    31,2000                             -                             -                (3,994)         (3,994)
--------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000            26,000                 $          26     $       (3,994)   $     (3,968)
==============================================================================================================


  The accompanying notes are an integral part of these financial statements

                           NEW RIVER INVESTMENTS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
             FOR THE PERIOD NOVEMBER 1, 2000, DATE OF INCORPORATION, TO
                                DECEMBER 31, 2000

Cash Generated By:

Operating Activities:
    Net loss for the period                                          $   (3,994)
    Changes in non-cash working capital items:
      Accounts payable and accrued liabilities                            3,894
      Due to related party                                                6,851
--------------------------------------------------------------------------------
                                                                          6,751
--------------------------------------------------------------------------------

Financing Activities:
    Proceeds from issuance of common stock                                   26
--------------------------------------------------------------------------------

Investing Activities:                                                      -
--------------------------------------------------------------------------------

Increase In Cash                                                          6,777

Cash at Beginning of Period                                                -
--------------------------------------------------------------------------------

Cash at End of Period                                                $    6,777
================================================================================

Cash consist of:
    Cash and short term deposits                                            108
    Cash - in trust                                                       6,669
--------------------------------------------------------------------------------
                                                                     $    6,777
================================================================================


  The accompanying notes are an integral part of these financial statements

                           NEW RIVER INVESTMENTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
================================================================================

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated on November 1, 2000 in the State of Nevada. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and to fund future operations.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to the financial statements. Actual results may differ from those estimates.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of shareholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

In accordance with the requirements of SFA No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Net Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (losses) of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.


NOTE 3 - INCORPORATION
--------------------------------------------------------------------------------

The Company was incorporated under the laws of the State of Nevada, United States, on November 1, 2000.


NOTE 4 - DUE TO RELATED PARTY
--------------------------------------------------------------------------------

The amount due to a director, is unsecured, non-interest bearing and has no specific terms of repayment.



EXHIBIT INDEX

Exhibit No.                         Description

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 1 of the Registration Statement on Form 10-SB filed on December 22, 2000).

3.2 Articles of Incorporation (incorporated by reference to Exhibit 2 of the Registration Statement on Form 10-SB filed on December 22, 2000).

3.4 By-Laws (incorporate by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on December 22,
                   2000)

27                 Financial Data Schedule (see below).