Form 10QSB
period 2001-03-31
NEW RIVER INVESTMENTS INC
filed 2001-05-23
CIK 1128880

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR
THE TRANSITION PERIOD FROM             TO
                           -----------    -------------

                        COMMISSION FILE NUMBER: 000-32175

                           NEW RIVER INVESTMENTS INC.
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                   88-0477169
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

              #280-815 West Hastings Street, Vancouver, BC, V6E 2E9
                    (Address of principal executive offices)

                                 (604) 608-2700
                           (Issuer's telephone number)

                                       N/A
    (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [x]    No

As of March 31, 2001, the Registrant had 26,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes []  No [x]

                                TABLE OF CONTENTS

PART I -    FINANCIAL INFORMATION                                          PAGE

ITEM 1.     FINANCIAL STATEMENTS

            BALANCE SHEET AS OF MARCH 31, 2001                                3

            INTERIM STATEMENTS OF OPERATIONS FOR
            THE THREE MONTHS ENDED MARCH 31, 2001                             4

            INTERIM STATEMENT OF STOCKHOLDERS'
            EQUITY FOR THE PERIOD FROM NOVEMBER 1, 2000
            (INCEPTION) TO MARCH 31, 2001                                     4

            STATEMENTS OF CASH FLOWS FOR THE THREE
            MONTHS ENDED MARCH 31, 2001                                       5

            NOTES TO FINANCIAL STATEMENTS                                     6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     7

PART II -   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                 8

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                         8

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                   8

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                           8

ITEM 5.     OTHER INFORMATION                                                 9

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                  9

SIGNATURE

PART I. -   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             NEW RIVER INVESTMENTS, INC.
                            (A Development Stage Company)

                                INTERIM BALANCE SHEETS

                                                     March 31,
                                                        2001       December 31,
                                                     (Unaudited)      2000
                                                    ---------------------------

                                     ASSETS
                                     ------

CURRENT ASSETS
     Cash                                           $        76     $       108
     Cash -in trust                                       2,983           6,669
                                                    ---------------------------
                                                    $     3,059     $     6,777
                                                    ===========================

                                  LIABILITIES
                                  -----------

CURRENT LIABILITIES
     Accounts payable and accrued liabilities       $     1,117     $     3,894
     Due to related party (Note 3)                        6,851           6,851
                                                    ---------------------------

                                                          7,968          10,745
                                                    ---------------------------

                        SHAREHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------

SHARE CAPITAL
     Authorized:     100,000,000 common
                     shares with a par value
                     of $0.001 per share
     Issued:         26,000 (2,000-26,000)
                     common shares                           26              26

DEFICIT ACCUMULATED DURING
   DEVELOPMENT STAGE                                     (4,935)         (3,994)
                                                    ---------------------------
                                                         (4,909)         (3,968)
                                                    ---------------------------
                                                    $     3,059      $    6,777
                                                    ===========================

Approved on Behalf of the Board:

/s/ Richard Silas                            /s/ Nicolas Awde
----------------------------------           ----------------------------------
Director                                     Director

     The accompanying notes are an integral part of these interim financial statements.

                           NEW RIVER INVESTMENTS, INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS

                                              Three Months     November 1, 2000
                                                  Ended         (inception) to
                                              March 31, 2001     March 31, 2001
                                               (Unaudited)         (Unaudited)
                                              ---------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

     Audit                                     $      -              $      948
     Bank Charges                                       32                   32
     Legal                                             444                3,389
     Office and general                                465                  566
                                               --------------------------------

NET LOSS FOR THE PERIOD                        $       941           $    4,935
                                               ================================

BASIC NET LOSS PER SHARE                       $    (0.036)          $   (0.189)
                                               ================================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                 26,000               26,000
                                               ================================



     The accompanying notes are an integral part of these interim financial statements.

                           NEW RIVER INVESTMENTS, INC.
                          (A Development Stage Company)

              INTERIM STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

              FOR THE PERIOD NOVEMBER 1, 2000, DATE OF INCORPORATION,
                                 TO MARCH 31, 2001

                                     (Unaudited)

                                                                        Deficit
                                                                      Accumulated
                                                                         during          Shareholders'
                                          Common         Amount        Development            Equity
                                          Stock            $              Stage            (Deficiency)
                                       -------------------------------------------------------------------
Common stock issued for cash:

     November 1, 2000                   2,000          $       2      $     -           $       2
     November 2, 2000                  24,000                 24            -                  24

Net loss for the period
  November 1, 2000, date of
  incorporation,  to
  December 31, 2000                      -                  -             (3,994)          (3,994)
                                       ----------------------------------------------------------

Balance December 31, 2000              26,000                 26          (3,994)          (3,968)
                                       ----------------------------------------------------------

Net loss for the three months
  Ended March 31, 2001                   -                 -                (941)            (941)
                                       ----------------------------------------------------------

Balance March 31, 2001                 26,000          $      26      $   (4,935)       $  (4,909)
                                       ==========================================================

     The accompanying notes are an integral part of these interim financial statements.

                           NEW RIVER INVESTMENTS, INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS


                                              Three Months     November 1, 2000
                                                  Ended         (inception) to
                                              March 31, 2001     March 31, 2001
                                               (Unaudited)         (Unaudited)
                                              ---------------------------------

CASH GENERATED BY:

OPERATING ACTIVITIES:

     Net loss for the period                   $      (941)         $    (4,935)
     Changes in non-cash working capital items:
       Accounts payable and accrued liabilities     (2,777)               1,117
       Due to related party                           -                   6,851
                                               --------------------------------

                                                    (3,718)               3,033
                                               --------------------------------

FINANCING ACTIVITIES:
     Proceeds on issue of common stock                -                      26
                                               --------------------------------

INVESTING ACTIVITIES:                                 -                    -
                                               --------------------------------

INCREASE (DECREASE) IN CASH                         (3,718)               3,059

CASH AT BEGINNING OF PERIOD                          6,777                -
                                               --------------------------------

CASH AT END OF PERIOD                          $     3,059          $     3,059
                                               ================================

CASH CONSISTS OF:
     Cash                                      $        76          $        76
     Cash - in trust                                 2,983                2,983
                                               --------------------------------

                                               $     3,059          $     3,059
                                               ================================


     The accompanying notes are an integral part of these interim financial statements.

                           NEW RIVER INVESTMENTS, INC.
                          (A Development Stage Company)

               NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2001

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
-------------------------------------------------------

The Company was incorporated on November 1, 2000 in the State of Nevada. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising working capital to acquire a business venture and to fund future operations.

On December 22, 2000, the Company completed a Form 10SB Registration with the United States Securities and Exchange Commission and as a result is subject to the regulations governing reporting issuers in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to the unaudited interim financial statements. Actual results may differ from those estimates.

Foreign Currency Translation

The interim financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of shareholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Net Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflects the potential dilution of securities that could share in the earnings (losses) of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

NOTE 3- DUE TO RELATED PARTY

The amount due to a director, is unsecured, non-interest bearing and had no specific terms of repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.
----------------------

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

For the quarter ended March 31, 2001 the Company incurred general and administrative expenses of $941 of which $444 represented professional fees. For the comparative period from November 1, 2000 (inception) to March 31, 2001 the Company incurred general and administrative expenses of $4,935.

For the quarter ended March 31, 2001 the Company had a net loss of $941 or $0.036 cents per share. For the period of November 1, 2000 (inception) to March 31, 2001 the Company had a net loss of $4,935 or $0.189 cents per share.

Liquidity and Capital Resources.
--------------------------------

During the quarter ended March 31, 2001, the Company used $3,718 in cash from operating activities. As at March 31, 2001 the Company had $3,059 cash in the bank and in trust accounts.

The Company does not currently engage in any business activities that provide any cash flows. The Company is dependant on raising capital or receiving advances from related parties in order to meet the costs of identifying, investigating and analyzing business opportunities and for general corporate needs.

PART II. -  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has had no changes in securities and use of proceeds.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarterly period ended March 31, 2001.

(b)     Exhibits.  Exhibits included or incorporated by reference herein: See
Exhibit Index.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NEW RIVER INVESTMENTS INC.

Dated May 22, 2001                         By:  /s/ Richard Silas
                                           Richard Silas, President and Director

                                  EXHIBIT INDEX

Number               Exhibit Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 1 of the Registration Statement on Form 10-SB filed on December 22, 2000).

3.2 ByLaws (incorporated by reference to Exhibit 2 of the Form 10-SB filed on December 22, 2000)