Form 10QSB
period 2001-06-30
NEW RIVER INVESTMENTS INC
filed 2001-08-03
CIK 1128880

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

                        COMMISSION FILE NUMBER: 000-32175

                           NEW RIVER INVESTMENTS INC.
        (Exact name of small business issuer as specified in its charter)

                    NEVADA                            88-0477169
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

              #280-815 West Hastings Street, Vancouver, BC, V6C 1B4
                    (Address of principal executive offices)

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

As of June 30, 2001, the Registrant had 3,000,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes []  No [x]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I -    FINANCIAL INFORMATION                                              3

ITEM 1.     FINANCIAL STATEMENTS                                               3

            BALANCE SHEET AS OF JUNE 30, 2001                                  3

            INTERIM STATEMENTS OF OPERATIONS FOR
            THE SIX MONTHS ENDED JUNE 30, 2001                                 4

            INTERIM STATEMENT OF STOCKHOLDERS'
            EQUITY FOR THE PERIOD FROM NOVEMBER 1, 2000
            (INCEPTION) TO JUNE 30, 2001                                       5

            STATEMENTS OF CASH FLOWS FOR THE SIX
            MONTHS ENDED JUNE 30, 2001                                         6

            NOTES TO FINANCIAL STATEMENTS                                      7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      8

PART II -   OTHER INFORMATION                                                  9

ITEM 1.     LEGAL PROCEEDINGS                                                  9

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                          9

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                    9

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                            9

ITEM 5.     OTHER INFORMATION                                                  9

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                   9

SIGNATURE

PART I. -   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           NEW RIVER INVESTMENTS, INC.
                          (A Development Stage Company)

                            INTERIM BALANCE SHEETS

                                                       June 30,     December 31,
                                                         2001           2000
                                                     (Unaudited)
                                                     ---------------------------

                                      ASSETS
                                      ------

CURRENT ASSETS
   Cash                                               $       56     $      108
   Cash -in trust                                          2,153          6,669
                                                     ---------------------------
                                                      $    2,209     $    6,777
                                                     ===========================

                                    LIABILITIES
                                    -----------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities           $    1,124     $    3,894
   Due to related party (Note 3)                           6,851          6,851
                                                     ---------------------------
                                                           7,975         10,745
                                                     ---------------------------

                         SHAREHOLDERS' EQUITY (DEFICIENCY)
                         ---------------------------------

SHARE CAPITAL
   Authorized:     100,000,000 common
                   shares with a par value
                   of $0.001 per share
   Issued:         3,000,000 (2,000-26,000)
                   common shares                             323             26

DEFICIT ACCUMULATED DURING
  DEVELOPMENT STAGE                                       (6,089)        (3,994)
                                                     ---------------------------
                                                          (5,766)        (3,968)
                                                     ---------------------------
                                                      $    2,209     $    6,777
                                                     ===========================
Approved on Behalf of the Board:

/s/ Richard Silas                          /s/ Nicolas Awde
___________________________                ____________________________
Director                                   Director

     The accompanying notes are an integral part of these interim financial statements.

                           NEW RIVER INVESTMENTS, INC.
                          (A Development Stage Company)


                        INTERIM STATEMENTS OF OPERATIONS

                                                     Six Months      November
                                                                     1, 2000
                                                       Ended      (inception) to
                                                    June 30, 2001  June 30, 2001
                                                     (Unaudited)    (Unaudited)
                                                    ----------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

   Audit                                            $     -          $      948
   Bank Charges                                             53               53
   Legal                                                 1,053            3,998
   Office and general                                      989            1,090
                                                    ----------------------------

NET LOSS FOR THE PERIOD                             $    2,095       $    6,089
                                                    ============================

BASIC NET LOSS PER SHARE                            $   (0.007)      $   (0.029)
                                                    ============================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                    273,833          211,875
                                                    ============================




      The accompanying notes are an integral part of these interim financial statements

                           NEW RIVER INVESTMENTS, INC.
                          (A Development Stage Company)


               INTERIM STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

               FOR THE PERIOD NOVEMBER 1, 2000, DATE OF INCORPORATION,
                                  TO JUNE 30, 2001

                                     (Unaudited)

                                                                                   Deficit
                                                                                 Accumulated
                                                                                    during          Shareholders'
                                                  Common          Amount          Development           Equity
                                                  Stock             $                Stage           (Deficiency)
                                              ---------------------------------------------------------------------
Common stock issued for cash:

   November 1, 2000                               2,000         $        2       $     -           $        2
   November 2, 2000                              24,000                 24             -                   24
Net loss for the period
   November 1, 2000, date of
   incorporation, to
   December 31, 2000                               -                  -               (3,994)          (3,994)
                                              ---------------------------------------------------------------------

Balance December 31, 2000                        26,000                 26            (3,994)          (3,968)
                                              ---------------------------------------------------------------------

Common stock issued for cash:

   June 14, 2001                              2,974,000                297              -                 297
                                              ---------------------------------------------------------------------

Net loss for the six months
   Ended June 30, 2001                             -                  -               (2,095)          (2,095)
                                              ---------------------------------------------------------------------

Balance June 30, 2001                         3,000,000         $      323       $    (6,089)      $   (5,766)
                                              =====================================================================


      The accompanying notes are an integral part of these interim financial statements

                           NEW RIVER INVESTMENTS, INC.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS


                                                Six Months     November 1, 2000
                                                  Ended         (inception) to
                                               June 30, 2001     June 30, 2001
                                               (Unaudited)         (Unaudited)
                                              ---------------------------------

CASH GENERATED BY:

OPERATING ACTIVITIES:

     Net loss for the period                   $    (2,095)         $    (6,089)
     Changes in non-cash working capital items:
       Accounts payable and accrued liabilities     (2,770)               1,124
       Due to related party                           -                   6,851
                                               --------------------------------

                                                    (4,865)               1,886
                                               --------------------------------

FINANCING ACTIVITIES:
     Proceeds on issue of common stock                 297                  323
                                               --------------------------------

INVESTING ACTIVITIES:                                 -                    -
                                               --------------------------------

INCREASE (DECREASE) IN CASH                         (4,568)               2,209

CASH AT BEGINNING OF PERIOD                          6,777                 -
                                               --------------------------------

CASH AT END OF PERIOD                          $     2,209          $     2,209
                                               ================================

CASH CONSISTS OF:
     Cash                                      $        56          $        56
     Cash - in trust                                 2,153                2,153
                                               --------------------------------

                                               $     2,209          $     2,209
                                               ================================


     The accompanying notes are an integral part of these interim financial statements.

                           NEW RIVER INVESTMENTS, INC.
                          (A Development Stage Company)

               NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2001

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

For the quarter ended June 30, 2001 the Company incurred general and administrative expenses of $2,095 of which $1,053 represented professional fees. For the comparative period from November 1, 2000 (inception) to June 30, 2001 the Company incurred general and administrative expenses of $6,089.

For the quarter ended June 30, 2001 the Company had a net loss of $2,095 or $0.007 cents per share. For the period of November 1, 2000 (inception) to June 30, 2001 the Company had a net loss of $6,089 or $0.029 cents per share.

Liquidity and Capital Resources.
--------------------------------

During the quarter ended June 30, 2001, the Company used $4,568 in cash from operating activities. As at June 30, 2001 the Company had $2,209 cash in the bank and in trust accounts.

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

None.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarterly period ended June 30, 2001.

(b)     Exhibits.  Exhibits included or incorporated by reference herein: See
Exhibit Index.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEW RIVER INVESTMENTS INC.

Dated August 2, 2001               By:  /s/ Richard Silas
                                   Richard Silas, President and Director

                                  EXHIBIT INDEX

Number               Exhibit Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 1 of the Registration Statement on Form 10-SB filed on December 22, 2000).

3.2 ByLaws (incorporated by reference to Exhibit 2 of the Form 10-SB filed on December 22, 2000)