Form 10QSB
period 2001-09-30
NEW RIVER INVESTMENTS INC
filed 2001-11-14
CIK 1128880

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

As of September 30, 2001, the Registrant had 3,000,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                                 TABLE OF CONTENTS
                                                                            PAGE

PART I -   FINANCIAL INFORMATION                                               3

ITEM 1.   FINANCIAL STATEMENTS                                                 3

          BALANCE SHEET AS OF SEPTEMBER 30, 2001                               3

          INTERIM STATEMENTS OF OPERATIONS FOR
          THE NINE MONTHS ENDED SEPTEMBER 30, 2001                             4

          INTERIM STATEMENT OF STOCKHOLDERS'
          EQUITY FOR THE PERIOD FROM NOVEMBER 1, 2000
          (INCEPTION) TO SEPTEMBER 30, 2001                                    5

          STATEMENTS OF CASH FLOWS FOR THE NINE
          MONTHS ENDED SEPTEMBER 30, 2001                                      6

          NOTES TO FINANCIAL STATEMENTS                                        7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        8

PART II -   OTHER INFORMATION                                                  9

ITEM 1.   LEGAL PROCEEDINGS                                                    9

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                            9

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                      9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                                              9

ITEM 5.   OTHER INFORMATION                                                    9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                     9

SIGNATURE

PART I. -   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                              NEW RIVER INVESTMENTS, INC.
                             (A Development Stage Company)

                                 INTERIM BALANCE SHEETS

                                                    September 30,
                                                        2001       December 31,
                                                     (Unaudited)       2000
                                                    ---------------------------

                                          ASSETS
                                          ------

CURRENT ASSETS
   Cash                                             $       338     $       108
   Cash -in trust                                           546           6,669
                                                    ---------------------------
                                                    $       884     $     6,777
                                                    ===========================

                                       LIABILITIES
                                       -----------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities         $       893     $     3,894
   Due to related party (Note 3)                          7,151           6,851
                                                    ---------------------------
                                                          8,044          10,745
                                                    ---------------------------

                            SHAREHOLDERS' EQUITY (DEFICIENCY)
                            ----------------------------------

SHARE CAPITAL
     Authorized:   100,000,000 common
                   shares with a par value
                   of $0.001 per share
     Issued:       3,000,000 (2,000-26,000)
                   common shares                            323              26

DEFICIT ACCUMULATED DURING
 DEVELOPMENT STAGE                                       (7,483)         (3,994)
                                                    ---------------------------
                                                         (7,160)         (3,968)
                                                    ---------------------------
                                                    $       884     $     6,777
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

                              NEW RIVER INVESTMENTS, INC.
                             (A Development Stage Company)

                           INTERIM STATEMENTS OF OPERATIONS

                                             Nine Months      November 1, 2000
                                                 Ended         (inception) to
                                          September 30, 2001  September 30, 2001
                                              (Unaudited)         (Unaudited)
                                          --------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

   Audit                                     $      -            $       948
   Bank Charges                                       69                  69
   Legal                                           1,708               4,653
   Office and general                              1,712               1,813
                                             -------------------------------

NET LOSS FOR THE PERIOD                      $     3,489        $      7,483
                                             ===============================

BASIC NET LOSS PER SHARE                     $    (0.003)       $     (0.008)
                                             ===============================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                           1,195,910              984,488
                                             ===============================


   The accompanying notes are an integral part of these interim financial statements

                              NEW RIVER INVESTMENTS, INC.
                             (A Development Stage Company)

                INTERIM STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                FOR THE PERIOD NOVEMBER 1, 2000, DATE OF INCORPORATION,
                                  TO SEPTEMBER 30, 2001

                                       (Unaudited)

                                                                             Deficit
                                                                           Accumulated
                                                                              during        Shareholders'
                                           Common             Amount        Development        Equity
                                            Stock               $              Stage        (Deficiency)
                                       ----------------------------------------------------------------------
Common stock issued for cash:

   November 1, 2000                        2,000        $         2      $       -        $         2
   November 2, 2000                       24,000                 24              -                 24
Net loss for the period
 November 1, 2000, date of
 incorporation, to
 December 31, 2000                          -                  -               (3,994)         (3,994)
                                       ----------------------------------------------------------------------

Balance December 31, 2000                 26,000                 26            (3,994)         (3,968)
                                       ----------------------------------------------------------------------

Common stock issued for cash:

   June 14, 2001                       2,974,000                297              -                297
                                       ----------------------------------------------------------------------


Net loss for the nine months
 Ended September 30, 2001                   -                  -               (3,489)         (3,489)
                                       ----------------------------------------------------------------------

Balance September 30, 2001             3,000,000        $       323      $     (7,483)    $    (7,160)
                                       ======================================================================


   The accompanying notes are an integral part of these interim financial statements

                              NEW RIVER INVESTMENTS, INC.
                             (A Development Stage Company)

                            INTERIM STATEMENTS OF CASH FLOWS

                                             Nine Months      November 1, 2000
                                                 Ended         (inception) to
                                          September 30, 2001  September 30, 2001
                                              (Unaudited)         (Unaudited)
                                          --------------------------------------

CASH GENERATED BY:

OPERATING ACTIVITIES:

   Net loss for the period                   $    (3,489)        $    (7,483)
   Changes in non-cash working capital items:
       Accounts payable and accrued liabilities   (3,001)                893
       Due to related party                          300               7,151
                                             -------------------------------

                                                  (6,190)                561
                                             -------------------------------

FINANCING ACTIVITIES:
   Proceeds on issue of common stock                 297                 323
                                             -------------------------------

INVESTING ACTIVITIES:                               -                   -
                                             -------------------------------

INCREASE (DECREASE) IN CASH                       (5,893)                884

CASH AT BEGINNING OF PERIOD                        6,777                -
                                             -------------------------------

CASH AT END OF PERIOD                        $       884         $       884
                                             ===============================

CASH CONSISTS OF:
   Cash                                      $       338         $       338
   Cash - in trust                                   546                 546
                                             -------------------------------

                                             $       884         $       884
                                             ===============================



   The accompanying notes are an integral part of these interim financial statements

                              NEW RIVER INVESTMENTS, INC.
                             (A Development Stage Company)

                   NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

                                  SEPTEMBER 30, 2001

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

For the quarter ended September 30, 2001 the Company incurred general and administrative expenses of $3,489 of which $1,708 represented professional fees. For the comparative period from November 1, 2000 (inception) to September 30, 2001 the Company incurred general and administrative expenses of $7,483.

For the quarter ended September 30, 2001 the Company had a net loss of $3,489 or $0.003 cents per share. For the period of November 1, 2000 (inception) to September 30, 2001 the Company had a net loss of $7,483 or $0.008 cents per share.

Liquidity and Capital Resources.
--------------------------------

During the quarter ended September 30, 2001, the Company used $6,190 in cash from operating activities. As at September 30, 2001 the Company had $884 cash in the bank and in trust accounts.

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

None.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarterly period ended September 30, 2001.

(b)   Exhibits. Exhibits included or incorporated by reference herein: See
Exhibit Index.

                                  SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEW RIVER INVESTMENTS INC.

Dated November 14, 2001                 By: /s/ Richard Silas
                                        Richard Silas, President and Director

                               EXHIBIT INDEX

Number                Exhibit Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 1 of the Registration Statement on Form 10-SB filed on December 22, 2000).

3.2 ByLaws (incorporated by reference to Exhibit 2 of the Form 10-SB filed on December 22, 2000)